Form 10-Q
period 2014-09-30
CALEMINDER INC
filed 2014-12-17
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended September 30 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number: 333-197552

CALEMINDER INC

(Exact name of registrant as specified in its charter)

Delaware	47-0993705
(State of incorporation )	(I.R.S. Employer Identification No.)

c/oShiraHalperin

5 BEIT MEIR

BET MEIR

9086500

ISRAEL

PHONE 972-73-743-7802

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smallerreporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]  No [ ]

As of December 17, 2014 , 7,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED September 30 2014

1

CALEMINDER INC.

(A DEVELOPMENT STAGE COMPANY)

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

2

CALEMINDER INC.
(A Development Stage Company)
Balance Sheet

September 30,
2014
(Unaudited)
ASSETS

Current Assets:
Cash	$17,586
Deferred offering costs	4,000
Prepaid expenses	4,736
Total current assets	26,322

Total assets	$26,322

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
Accounts payable	$4,499
Loans payable to related parties	32,346
Total current liabilities	36,845

Stockholder's Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
7,500,000 shares issued and outstanding	750
Deficit accumulated during the development stage	(11,273)
Total stockholder's deficit	(10,523)

Total liabilities and stockholder's deficit	$26,322

The accompanying notes are an integral part of these financial statements.

F-1

CALEMINDER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three months	May 28, 2014
	ended	(Inception) to
	September 30,	September 30,
	2014	2014

Revenue	$—	$—

General and Administrative expenses	10,273	11,273
Operating loss	(10,273)	(11,273)

Loss before income taxes	(10,273)	(11,273)

Provision for Income Taxes	—	—

Net loss	$(10,273)	$(11,273)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	7,500,000	7,261,905

The accompanying notes are an integral part of these financial statements.

F-2

CALEMINDER INC.
(A Development Stage Company)
Statement of Stockholder's Deficit

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	Deficit

Balances - May 28, 2014 (Inception )	—	$—	$—	$—

Founder's shares issued for cash, $0.0001 per share	7,500,000	750	—	750
Net loss for the period	—	—	(1,000)	(1,000)
Balance - June 30, 2014 (Audited)	7,500,000	$750	$(1,000)	$(250)

Net loss for the period	—	—	(10,273)	(10,273)
Balance -September 30, 2014 (Unaudited)	7,500,000	$750	$(11,273)	$(10,523)

F-3

CALEMINDER INC.
(A Development Stage Company)
Statement of Cashflows
(Unaudited)

May 28, 2014
(Inception) to
September 30,
2014

OPERATING ACTIVITIES:
Net loss	$(11,273)
Adjustments to reconcile net loss to cash used in
in operating activities:
Increase in prepaid expenses	(4,736)
Increase in accounts payable	4,499

Net cash used in operating activities	(11,510)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	750
Offering costs	(4,000)
Proceeds from loans from stockholder	32,346
Cash provided by financing activities	29,096

Net change in cash	17,586

Cash, Beginning of Period	—

Cash, End of Period	$17,586

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

F-4

CALEMINDER INC.

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company’s principal operations will include an online gifts and greeting business. The Company expects to generate revenues through online advertising.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

In the opinion of management, the accompanying unaudited financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and its results of operations and cash flows for the three months ended September 30, 2014 and for the period from May 28, 2014 (inception) through September 30, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

F-5

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,300 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDER’S DEFICIT

Authorized

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issued and Outstanding

On June 1, 2014, the Company issued 7,500,000 common shares to its sole stockholder for cash consideration of $0.0001 per share. The proceeds of $750 were received on June 27, 2014.

F-6

NOTE 5. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. RELATED PARTY TRANSACTIONS

On June 1, 2014, the Company issued 7,500,000 common shares to its sole stockholder for cash consideration of $0.0001 per share. The proceeds of $750 were received on June 27, 2014.

As of September 30, 2014, loans from the Company’s sole stockholder amounted to $32,346, and represent working capital advances from the Company’s sole officer who is also the sole stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

F-7

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Caleminder , the ” Company, ” “ we, ” “ our ” or “ us ” refer to Caleminder Inc , unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report ” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ” “ should, ” “ expects, ” “ plans, ” “ anticipates, ” “ believes, ” “ estimates, ” “ predicts, ” “ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Form S1A, filed with the Securities and Exchange Commission on October 29 2014 . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company has developed a business plan for an online service that provides a calendar- based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

Users will register with the system and enter these important dates as well as configure a variety of settings, including how they want to be notified, for example by email or by text message or via Facebook or other social media tools; when they want to be notified, for example one month prior, two weeks prior, one week prior, etc. The user can also designate contacts as belonging to specific user groups such as Friends, Family, Professional Contact. These user groups will be customizable. The content of the reminder can also be customized so that the user can either enter all the relevant details, or leave the reminder cryptic so as not to alert others to the upcoming event. Many of the settings will be one-time preferences while other fields will need to be customized per reminder set. A series of reports will be made available to the end-user to indicate what reminders are pending, already sent, etc. Because the website will run entirely on the Cloud, end-users will not be required to download any application. Currently the application will be web based and not for a mobile download application.

The company plans to work with an outside web developer to create the programming, back office and infrastructure, as well as the look and feel of the website. We plan to work with marketing and social media experts to determine the best way to promote the site and brand our offering. We will also need to hire user interface experts to optimize the graphic user interface.

We plan to monetize the site through several means including topic-based advertisement; local, national, global and corporate sponsors, and more. While the base service will be free to end-users, additional for-pay services will be added. These will include not only the reminder messages that are free, but the ability to configure automatic emails that will be sent on the day of the event – birthday, anniversary, etc. to another person. We believe we can create an interface that will enable the end-user to customize many factors within the notification. We will offer the for-pay users the opportunity to upload a video or tape an audio message that will be attached to the email or included in a link. A full set of for-pay end-user benefits will need to be discussed with the development agency we hire. Some of the initially planned features may need to be shifted to later development cycles.

3

In the early stages, we plan to develop template-like options that enable a user to upload digital photographs, logos, etc. to customize templates that can be saved and reused when needed. Each template will be created via a Template Editor. Ideally, the Template Editor will have a graphic “What You See Is What You Get” interface that enables the user to drag and drop elements to customize the template. The user should be able to control the font, color and size of text, move graphics around, and more.

At the same time, for users who feel that they are less creative, the Caleminder service should include some basic samples that can quickly be modified by adding a name, user address, and event title and quickly generate and send the appropriate card.

Employees

Other than our sole director and officer, we have no employees at September 30 , 2014 however are currently seeking third parties with which to carry out ur business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended September 30, 2014

Revenues and Net Loss

The Company did not generate any revenues from operations for the three months ended September, 2014.

During the three months ended September 30 2014 the operating expenses and the net losses was $10,273. The operating expenses and Net Loss were primarily the result of professional fees, legal, auditing and other consulting fees associated with auditing and legal expenses including expenses for filing the S1 registration Statement.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of September 30, 2014 was $17,586. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company is currently in the process of raising $50,000 pursuant to its effective S1 which was declared effective by the SEC on November 12 2014 .

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.

4

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

It is management ’ s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30 2014 (the “ Evaluation Date ” ). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “ disclosure controls and procedures ” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that we file or submit under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC ’ s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of September 30 , 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended September 30 , 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●	Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively. A material weakness in the quarter-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

5

●	There is no system in place to review and monitor internal control over financial reporting. This is due to our maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30 , 2014, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALEMINDER INC

December 17, 2014

Shira Halperin /s/
Shira Halperin
CEO / Director and Internal Accounting Officer

7