Form 10-K
period 2014-12-31
CALEMINDER INC
filed 2015-03-02
CIK 1611019

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-197552

Caleminder Inc

 (Name of small business issuer in its charter)

Delaware	47-0993705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/oShiraHalperin 5 BEIT MEIR BET MEIR ISRAEL	9086500
(Address of principal executive offices)	(Zip Code)

972-73-743-7802

Fax – 972-77-470-2939

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

There is no market value of the Company's common stock as the shares are currently not trading on any market .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

February 28 2015 , 10,000,000

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.   Business.

Overview

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

OUR BUSINESS

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company has developed a business plan for an online service that provides a calendar-based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

Users will register with the system and enter these important dates as well as configure a variety of settings including how they want to be notified, for example by email or by text message or via Facebook or other social media tools; when they want to be notified, for example one month prior, two weeks prior, one week prior, etc. The user can also designate contacts as belonging to specific user groups such as Friends, Family, Professional Contact. These user groups will be customizable. The content of the reminder can also be customized so that the user can either enter all the relevant details, or leave the reminder cryptic so as not to alert others to the upcoming event. Many of the settings will be one-time preferences while other fields will need to be customized per reminder set. A series of reports will be made available to the end-user to indicate what reminders are pending, already sent, etc. Because the website will run entirely on the Cloud, end-users will not be required to download any application.

Employees

The Company has no employees

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at5 BEIT MEIR BET MEIR ISRAEL.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are in the process of applying for a quoting of our common stock on the OTCQB.

Holders of Capital Stock

As of the date of this registration statement, we had 36 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2014, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company has developed a business plan for an online service that provides a calendar-based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

Users will register with the system and enter these important dates as well as configure a variety of settings, including how they want to be notified, for example by email or by text message or via Facebook or other social media tools; when they want to be notified, for example one month prior, two weeks prior, one week prior, etc.

The user can also designate contacts as belonging to specific user groups such as Friends, Family, Professional Contact. These user groups will be customizable. The content of the reminder can also be customized so that the user can either enter all the relevant details, or leave the reminder cryptic so as not to alert others to the upcoming event. Many of the settings will be one-time preferences, while other fields will need to be customized per reminder set. A series of reports will be made available to the end-user to indicate what reminders are pending, already sent, etc. Because the website will run entirely on the Cloud, end-users will not be required to download any application.

The company plans to work with an outside web developer to create the programming, back office and infrastructure, as well as the look and feel of the website. We plan to work with marketing and social media experts to determine the best way to promote the site and brand our offering. We will also need to hire user interface experts to optimize the graphic user interface.

We plan to monetize the site through several means, including topic-based advertisements; local, national, global and corporate sponsors, and more. While the base service will be free to end-users, we believe that we can earn additional revenue by developing an additional level of end user, who will subscribe to our for-pay services. These will include not only the reminder messages that are free, but the ability to configure automatic emails that will be sent on the day of the event – birthday, anniversary, etc. to another person. We believe we can create an interface that will enable the end-user to customer many factors within the notification. We will offer the for-pay users the opportunity to upload a video or tape an audio message that will be attached to the email or included in a link. A full set of for-pay end-user benefits will need to be discussed with the development agency we hire. Some of the initially planned features may need to be shifted to later development cycles.

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

As of February 28 2015 , we have not yet registered a domain name/address nor secured the services of a hosting agent. Initially, we plan to outsource the technical and installation staff rather than hire in-house employees until such time as we feel it is financially feasible and beneficial to begin managing the website service internally. Development of the site will be an ongoing process. We plan to initiate an Agile development cycle with updates of minor new features offered on a regular basis estimated to be on a two week cycle.

The cost of creating the website is approximately $5,000 and the additional cost for tests and bugging and making it avalaible for the public is too estimated at an additional $2,500-$5,000 .

Our plan of operation includes the following stages. We expect to complete all stages within 9 – 11 months. We do not have an individual estimate of how long each stage will take, as this will depend on the agency we choose and the plan of action they choose or are assigned to perform.

Stage 1: Preparation of the design requirements for the website and back office requirements. Identification of appropriate web developers, user interface experts, and marketing agencies who will not only bring the services to market, but cooperate in the earliest stages in the design stage. This stage should include not only a list of features, but a detailed plan the priority of development for each feature as well as an understanding of how long each feature will take to develop, and the roadmap for development for a period of 6-9 months minimum. During this phase, we will rely heavily on the services of the user interface consultant, moderately on the web development services and somewhat on the marketing agency chosen to assist us in bringing our services to market.

Stage 2: Stage 2 includes the following major elements – deciding on a name for our service and registering the domain name; and researching and purchasing appropriate, affordable hosting services that will meet minimum requirements but also allow for scalability in the future; and concurrent with these operations, development of the actual services should begin. This stage will rely heavily on the web development services but will still require ongoing consultations with the user interface consultant and marketing.

Stage 3: By Stage 3, the major interface decisions should have been made. In this stage we believe we will be testing features, potentially adding additional ones, and beginning to map out a marketing plan to bring our website to market. At this point, we will begin to seek a social media expert to begin creating the social networks using tools such as Twitter, LinkedIn and Facebook. Other tools may be used as well. Development during this stage should be reduced to a level of ongoing features which will be continued post launch.

Stage 4: Once the services are launched, the bulk of the activity will be done by the marketing and social media agencies or experts to promote and push our services to end-users. We may consider approaching large corporations with an offer to include our services in their current offerings. Web development will continue, but at a slower pace and will focus on a roadmap which we hope to create in the earlier stages and continue adding to it as we launch our services.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the fiscal year ended December 31, 2014

Revenue

For the fiscal year ended December 31, 2014 we did not generate any revenues .

Expenses

Expenses for the fiscal year ended December 31, 2014 totaled $19,386. The majority of the expenses incurred during the period consisted of corporate filings, professional fees and start-up costs and consulting fees.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2014 was $19,386.

Liquidity and Capital Resources

Our cash balance as of December 31, 2014 was $3,542. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Subsequent to December 31 2014 we have raised gross proceeds pursuant to the effective S1 registration statement in the amount of $50,000 and have issued 2,500,000 registered shares .

Critical Accounting Policies and Estimates

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

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2014, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred revenues primarily include unearned amounts received from customers but not recognized as revenues.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2014.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

CALEMINDER INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of Caleminder Inc.

We have audited the accompanying balance sheet of Caleminder Inc. as of December 31, 2014, and the related statements of operations, stockholder’s deficit, and cash flows for the period from May 28, 2014 (Inception) through December 31, 2014. Caleminder Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Caleminder Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caleminder Inc. (A Development Stage Company) as of December 31, 2014, and the results of its operations and cash flows for the period from May 28, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
February 27, 2015

CALEMINDER INC.
Balance Sheet

December 31,
2014

ASSETS

Current Assets:
Cash	$3,542
Deferred offering costs	6,000
Prepaid expenses	3,249
Total current assets	12,791

Total assets	$12,791

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
Accounts payable	$6,297
Loans payable to related party	25,130
Total current liabilities	31,427

Stockholder's Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
7,500,000 shares issued and outstanding	750
Accumulated deficit	(19,386)
Total stockholder's deficit	(18,636)

Total liabilities and stockholder's deficit	$12,791

The accompanying notes are an integral part of these financial statements.

CALEMINDER INC.
Statement of Operations

May 28, 2014
(Inception) to
December 31,
2014

Revenue	$—

General and Administrative Expenses	19,386
Operating loss	(19,386)

Loss before income taxes	(19,386)

Provision for Income Taxes	—

Net loss	$(19,386)

Basic and Diluted
Loss Per Common Share	$(0.00)

Weighted Average Number of
Common Shares Outstanding	7,362,385

The accompanying notes are an integral part of these financial statements.

F-3

CALEMINDER INC.
Statement of Stockholder's Deficit

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Deficit

Balances - May 28, 2014 (Inception )	—	$—	$—	$—

Founder's shares issued for cash, $0.0001 per share	7,500,000	750	—	750
Net loss for the period	—	—	(19,386)	(19,386)
Balance - December 31, 2014	7,500,000	$750	$(19,386)	$(18,636)

The accompanying notes are an integral part of these financial statements.

CALEMINDER INC.
Statement of Cashflows

May 28, 2014
(Inception) to
December 31,
2014

OPERATING ACTIVITIES:
Net loss	$(19,386)
Adjustments to reconcile net loss to cash used in
in operating activities:
Increase in prepaid expenses	(3,249)
Increase in accounts payable	6,297

Net cash used in operating activities	(16,338)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	750
Offering costs	(6,000)
Proceeds from loans from stockholder	42,130
Payment of loans from stockholder	(17,000)
Cash provided by financing activities	19,880

Net change in cash	3,542

Cash, Beginning of Period	—

Cash, End of Period	$3,542

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

CALEMINDER INC.

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company is in its development stage and has not yet realized any revenues from its planned operations.

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

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2014.

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

Recently issued accounting pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the year ended December 31, 2014.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitys Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define managements responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $19,386 and will expire 20 years from the date the loss was incurred.

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

As of December 31, 2014, loans from the Company’s sole stockholder amounted to $25,130, and represent working capital advances from the Company’s sole officer who is also the sole stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 8. SUBSEQUENT EVENTS

The Company received $50,000 from subscriptions to issue 2,500,000 shares of common stock as per a Registration Statement filed with the SEC to register and sell 2,500,000 shares of newly issued common stock at an offering price of $0.02 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of Decmber 31, 2014 the Company determined that the following items constituted a material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•	The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner..

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent to December 31 2014 we have raised gross proceeds pursuant to the effective S1 registration statement in the amount of $50,000 and have issued 2,500,000 registered shares .

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of December 31 2014 . Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Positions and Offices Held
Shira Halperin	26	President and Director ,and Secretary and Principal Accounting and Financial Officer

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. According to our bylaws, if a director is elected by cumulative voting, a director may be removed only by the shareholders and then only when the votes cast against his removal would not be sufficient to elect him if voted cumulatively at an election at which the same total number of votes were cast and the entire board or the entire class of directors of which he is a member were then being elected.

Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Mrs Halperin has served as our President, Secretary, Director and Internal accounting Officer since inception. . From January 2007 thru 2010 Mrs Halperin served as a part time consultant business adviser to the CEO of Tactile World Ltd., a technology development company, and a part time administrative assistent to a private real estate developer. From 2010 to present Mrs. Halperin volunteered at Ezer Mitzion, a nonprofit organization assisting for the sick and disabled .Mrs Halperin other than the volunteer duties and the time devoted to the Caleminder is raising a family.

The Board believes that Mrs .Halperin should serve as a Director and Chief Executive Officer and Internal Accounting Officer due to her business and administrative experience , all of which enable her to provide oversight and direction of the Company, including overseeing its business operations and bringing the Company to its objective goals.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Shira Halperin our Chief Executive Officer, and CFO. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2014.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014.:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shira Halperin	$0	0	0	0	0	0	0	$0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table .

There were no stock options exercised during the fiscal year ended December 31, 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Shira Halperin	7,500,000	100%

All stockholders, and / or Directors and / or executive officers as a group (One persons)	7,500,000	100%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, Shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all Shares of common stock owned by such person.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2014, the Company owed $25,130 to Directors, officers, and principal stockholders of the Company for working capital loans.

On June 1 2014 , the Company issued 7,500,000 shares of its common stock to Directors and officers for $750.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2014, we have incurred $9,000 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

The Company paid $0 for income tax preparation in 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALEMINDER INC

Date : March 2, 2015	By:	/s/ Shira Halperin
Shira Halperin Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shira Halperin	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2015
Shira Halperin

