Form 10-Q
period 2015-03-31
CALEMINDER INC
filed 2015-05-14
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended March 31, 2015

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

As of May 14, 2014 , 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED MARCH 31 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

2

CALEMINDER INC.
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$23,335	$3,542
Deferred offering costs	—	6,000
Prepaid expenses	1,774	3,249
Total current assets	25,109	12,791

Total assets	$25,109	$12,791

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,909	$6,297
Loans payable to related party	3,664	25,130
Total current liabilities	10,573	31,427

Stockholder's Equity (Deficit):
Common stock, 500,000,000 shares authorized, par value $0.0001,
10,000,000 and 7,500,000 shares issued and outstanding, respectively	1,000	750
Additional paid in capital	43,750	—
Accumulated deficit	(30,214)	(19,386)
Total stockholder's equity (deficit)	14,536	(18,636)

Total liabilities and stockholder's equity (deficit)	$25,109	$12,791

The accompanying notes are an integral part of these condensed financial statements.

F-1

CALEMINDER INC.
Condensed Statement of Operations
(Unaudited)

Three Months
Ended
March 31,
2015

Revenue	$—

General and Administrative Expenses	10,828
Operating loss	(10,828)

Loss before income taxes	(10,828)

Provision for Income Taxes	—

Net loss	$(10,828)

Basic and Diluted
Loss Per Common Share	$(0.00)

Weighted Average Number of
Common Shares Outstanding	8,916,667

The accompanying notes are an integral part of these condensed financial statements.

CALEMINDER INC.
Condensed Statement of Cashflows
(Unaudited)

Three Months
Ended
March 31,
2015

OPERATING ACTIVITIES:
Net loss	$(10,828)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease in prepaid expenses	1,475
Increase in accounts payable	612

Net cash used in operating activities	(8,741)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000
Payment of loans from stockholder	(21,466)
Cash provided by financing activities	28,534

Net change in cash	19,793

Cash, Beginning of Period	3,542

Cash, End of Period	$23,335

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these condensed financial statements.

CALEMINDER INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company is in its development stage and has not yet realized any revenues from its planned operations.

The Company’s principal operations will include an online gifts and greeting business. The Company expects to generate revenues through online advertising. The Company is in the process of building its website.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

In the opinion of management, the accompanying unaudited financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2015.

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

Recently issued accounting pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the year ended December 31, 2015.

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $30,214 and will expire 20 years from the date the loss was incurred.

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

The Company received $50,000 from subscriptions to issue 2,500,000 shares of common stock as per a Registration Statement filed with the SEC to register and sell 2,500,000 shares of newly issued common stock at an offering price of $0.02 per share. The subscribed shares were issued on February 9, 2015.

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

As of March 31, 2015 and December 31, 2014, loans from the Company’s sole stockholder amounted to $3,664 and $25,130, respectively, and represent working capital advances from the Company’s sole officer. The loans are unsecured, non-interest bearing, and due on demand.

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

For a description of such risks and uncertainties, refer to our Annual Report on Form S1 for the year ended December 31, 2013, filed with the Securities and Exchange Commission on October 29 2014 . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Employees

Other than our current directors and officers, we have no employees at March 31 2015 however are currently seeking third parties with which to carry out ur business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended March 31 2015

Revenues and Net Loss

The Company did not generate any revenues from operations for the three months ended March 31 2015

During the three months ended March 31 2015 the operating expenses and the net losses was $10,828. The operating expenses and Net Loss were primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

4

Liquidity and Capital Resources

Our cash balance as of March 31 2015 was $23,335. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company raised gross proceeds of $50,000 pursuant to its effective S1 which was declared effective by the SEC on November 12 2014, during the first quarter of 2015 and issued 2,500,000 free trading registered shares.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2015.

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31 2015, the Company did not issue any shares of unregistered common stock.

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

May 14, 2015

Shira Halperin /s/
Shira Halperin
CEO / Director and Internal Accounting Officer

7