Form 10-Q
period 2015-06-30
CALEMINDER INC
filed 2015-08-04
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30 2015

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

Yes [ X ]  No [   ]

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

Yes [x ]  No

As of July 31, 2015, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED June 30 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

CALEMINDER INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

Condensed Financial Statements-

Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Statements of Operations for the Three and Six Months Ended
June 30, 2015 and 2014 (unaudited)	F-2

Condensed Statements of Cash Flows for the Three and Six Months Ended
June 30, 2015 and 2014 (unaudited)	F-3

Notes to Condensed Financial Statements (unaudited)	F-4

2

CALEMINDER INC.
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$10,661	$3,542
Deferred offering costs	—	6,000
Prepaid expenses	299	3,249
Total current assets	10,960	12,791

Total assets	$10,960	$12,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,297	$6,297
Loans payable to related party	11,664	25,130
Total current liabilities	18,961	31,427

Stockholders' Equity (Deficit):
Common stock, 500,000,000 shares authorized, par value $0.0001,
10.000,000 and 7,500,000 shares issued and outstanding, respectively	1,000	750
Additional paid in capital	43,750	—
Accumulated deficit	(52,751)	(19,386)
Total stockholders' equity (deficit)	(8,001)	(18,636)

Total liabilities and stockholders' equity (deficit)	$10,960	$12,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	May 28, 2014	Six Months	May 28, 2014
	Ended	(Inception) to	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

General and Administrative Expenses	22,537	1,000	33,365	1,000
Operating loss	(22,537)	(1,000)	(33,365)	(1,000)

Loss before income taxes	(22,537)	(1,000)	(33,365)	(1,000)

Provision for Income Taxes	—	—	—	—

Net loss	$(22,537)	$(1,000)	$(33,365)	$(1,000)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	10,000,000	6,617,647	9,461,326	6,617,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER INC.
Condensed Statements of Cashflows
(Unaudited)

	Six Months	May 28, 2014
	Ended	(Inception) to
	June 30,	June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(33,365)	$(1,000)
Adjustments to reconcile net loss to net cash used in
in operating activities:
Decrease (increase) in prepaid expenses	2,950	(3,000)
Increase in accounts payable	1,000	1,000

Net cash used in operating activities	(29,415)	(3,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	750
Proceeds from loans from stockholder	8,000	17,250
Payment of loans from stockholder	(21,466)	—

Net cash provided by financing activities	36,534	18,000

Net change in cash	7,119	15,000

Cash, Beginning of Period	3,542	—

Cash, End of Period	$10,661	$15,000

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

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

In the opinion of management, the accompanying unaudited financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and its results of operations and cash flows for the six months ended June 30, 2015. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2015.

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of June 30, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $52,751 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

NOTE 6. GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. RELATED PARTY TRANSACTIONS

On June 1, 2014, the Company issued 7,500,000 common shares to its sole stockholder for cash consideration of $0.0001 per share. The proceeds of $750 were received on June 27, 2014.

As of June 30, 2015 and December 31, 2014, loans from the Company’s sole stockholder amounted to $11,664 and $25,130, respectively, and represent working capital advances from the Company’s sole officer. The loans are unsecured, non-interest bearing, and due on demand.

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

Corporate Background and Business Overview

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

Employees

Other than our current director and officer, we have no employees at June 30, 2015.

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three and six months ended June 30 2015

The Company did not generate any revenues from operations for the three and six months ended June 30 2015

During the three months and six months ended June 30 2015 the operating expenses and the net losses were $22,537 and $33,365 respectively. The operating expenses and Net Losses were primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of June 30 , 2015 was $10,661. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company raised gross proceeds of $50,000 pursuant to its S1 which was declared effective by the SEC on November 12 2014, during the first six months of 2015 and issued 2,500,000 free trading registered shares.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product which cannot be guaranteed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weakness

•        Due to the size of the Company, there is a lack of segregation of duties, which would allow for proper processing, review and approval of transactions and events that have an impact on the Company’s financial results.

•        The Company lacks a system to allow for the review and monitoring of internal control over financial reporting, which would mitigate concerns related to management’s override of controls.

•        The Company lacks an independent Audit Committee, which can provide oversight of management and the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30 2015, the Company did not issue any shares of unregistered common stock.

5

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Saftey Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

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

CALEMINDER INC

August 4 2015

/s/ Shira Halperin
Shira Halperin
CEO / Director and Internal Accounting Officer

7