Form 10-Q
period 2015-09-30
CALEMINDER INC
filed 2015-11-13
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended September 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 333-197552

CALEMINDER INC

(Exact name of registrant as specified in its charter)

Delaware	47-0993705
(State of incorporation )	(I.R.S. Employer Identification No.)

c/o ShiraHalperin

5 BEIT MEIR

BET MEIR

9086500

ISRAEL

PHONE 972-73-743-7802

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ”“ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x ]  No

As of November 12, 2015, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

CALEMINDER INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Condensed Financial Statements-

Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Statements of Operations for the Three and Nine Months Ended
September 30, 2015 and 2014 (unaudited)	F-2

Condensed Statements of Cash Flows for the Three and Nine Months Ended
September 30, 2015 and 2014 (unaudited)	F-3

Notes to Condensed Financial Statements(unaudited)	F-4

2

CALEMINDER, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,363	$3,542
Deferred offering costs	—	6,000
Prepaid expenses	—	3,249
Total current assets	5,363	12,791

Total assets	$5,363	$12,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,094	$6,297
Loans payable to related party	11,664	25,130
Total current liabilities	20,758	31,427

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
10,000,000 and 7,500,000 shares issued and outstanding, respectively	1,000	750
Additional paid in capital	43,750	—
Accumulated deficit	(60,145)	(19,386)
Total stockholders' deficit	(15,395)	(18,636)

Total liabilities and stockholders' deficit	$5,363	$12,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	May 28, 2014
	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

General and Administrative Expenses	7,394	10,273	40,759	11,273
Operating loss	(7,394)	(10,273)	(40,759)	(11,273)

Loss before income taxes	(7,394)	(10,273)	(40,759)	(11,273)

Provision for Income Taxes	—	—	—	—

Net loss	$(7,394)	$(10,273)	$(40,759)	$(11,273)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	10,000,000	7,500,000	7,115,385	7,261,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.
Condensed Statements of Cashflows
(Unaudited)

	Nine Months	May 28, 2014
	Ended	(Inception) to
	September 30,	September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(40,759)	$(11,273)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease (increase) in prepaid expenses	3,249	(4,736)
Increase in accounts payable	2,797	4,499

Net cash used in operating activities	(34,713)	(11,510)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	750
Offering costs	—	(4,000)
Proceeds from loans from stockholder	8,000	32,346
Payment of loans from stockholder	(21,466)	—

Net cash provided by financing activities	36,534	29,096

Net change in cash	1,821	17,586

Cash, Beginning of Period	3,542	—

Cash, End of Period	$5,363	$17,586

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company has not yet realized any revenues from its planned operations.

The Company’s principal operations will include an online gifts and greeting business. The Company expects to generate revenues through online advertising. The Company is in the process of building its website.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

In the opinion of management, the accompanying unaudited condensed financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and its results of operations and cash flows for the nine months ended September 30, 2015. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2015.

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

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $60,000 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDERS’DEFICIT

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

As of September 30, 2015 and December 31, 2014, loans from the Company’s sole stockholder amounted to $11,664 and $25,130,respectively, and represent working capital advances from the Company’s sole officer. The loans are unsecured, non-interest bearing, and due on demand.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Caleminder, the ” Company, ”“ we, ”“ our ” or “ us ” refer to Caleminder Inc , unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ”“ should, ”“ expects, ”“ plans, ”“ anticipates, ”“ believes, ”“ estimates, ”“ predicts, ”“ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background and Business Overview

We were incorporated in the State of Delaware on May 28, 2014. Our company has developed a business plan for an online service that provides a calendar- based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

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

The company has developed with the work of an outside web developer its first platform, WWW.CALMINDER.NET, which enables users to register.

We plan to monetize the site through several possibilities including topic-based advertisement; local, national, global and corporate sponsors, and more. While the base service is currently free to end-users, additional for-pay services maybe added. These will include not only the reminder messages that are free, but the ability to configure automatic emails that will be sent on the day of the event – birthday, anniversary, etc. to another person. We believe we can create an interface that will enable the end-user to customize many factors within the notification. We may offer the for-pay users the opportunity to upload a video or tape an audio message that will be attached to the email or included in a link. A full set of for-pay end-user benefits will need to be developed. Some of the initially planned features may need to be shifted to later development cycles.

The additional pay-for services and the additional related interfaces and customizations however will only be developed with additional funds the Company will need to raise accordingly . Until that time the Company will seek to generate revenues from pay per click advertisements on the website.

3

Employees

Other than our current director and officer, we have no employees at September 30, 2015.

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months and nine months ended September 30 2015

The Company did not generate any revenues from operations for the three and nine months ended September 30 2015

During the three months and nine months ended September 30, 2015 the operating expenses and the net losses were$7,394 and $40,759 respectively. The operating expenses and Net Losses were primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and other consulting fees.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of September 30, 2015 was $5,363. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company raised gross proceeds of $50,000 pursuant to its S1 which was declared effective by the SEC on November 12, 2014, and issued 2,500,000 free trading registered shares during the first nine months of 2015.

Going Concern Consideration

We have no revenue and we used $34,713 of cash in operations during the nine months ended September 30, 2015. This raises substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations.

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

4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of September  30, 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30 2015, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

5

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

November 12, 2015

/s/ Shira Halperin
Shira Halperin
CEO / Director and Internal Accounting Officer

7