Form 10-K
period 2015-12-31
CALEMINDER INC
filed 2016-03-14
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

The Company’s common stock is currently not actively trading in the market and hence there is no market value of the Company's common stock .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

March 14 2016 , 10,000,000 shares of common stock outstanding .

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

PART I

Item 1.   Business.

 We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company has developed an online service www.caleminder.net that provides a calendar- based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

Users register with the system and enter these important dates as well as configure a variety of settings, including when they want to be notified, for example one month prior, two weeks prior, one week prior, etc. Currently the application is web based and not for a mobile download application.

Employees

Currently we do not have any full-time employees and we rely exclusively on the expertise of our sole executive officer. Our management expects to use consultants, attorneys and accountants as necessary.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at5 BEIT MEIR BET MEIR ISRAEL.

Item 3.  Legal Proceedings.

We are not a party to or otherwise involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares are currently registered on the OTCQB for trading .

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

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2015, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Plan of Operations

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company has developed a business plan for an online service www.caleminder.net that provides a calendar-based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

Users register with the system and enter these important dates as well as configure a variety of settings, including when they want to be notified, for example one month prior, two weeks prior, one week prior, etc. Currently the application is web based and not for a mobile download application.

We plan to continue to monetize the site through several means, including advertisements; possibly local, national, global and corporate sponsors, and more. While the base service is be free to end-users, we believe that we may be able to earn additional revenue by developing an additional level of end user, who will subscribe to our for-pay services. These will include not only the reminder messages that are free, but the ability to configure automatic emails that will be sent on the day of the event – birthday, anniversary, etc. to another person. We believe we can create an interface that will enable the end-user to customize many factors within the notification. We may offer the for-pay users the opportunity to upload a video or tape an audio message that will be attached to the email or included in a link.

The Company is also seeking to generate revenue from third party advertising banners on its website .

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the fiscal year ended December 31, 2015 and 2014

Revenue

For the fiscal years ended December 31, 2015 and 2014 we did not generate any revenues .

Expenses

Expenses for the fiscal year ended December 31, 2015 totaled $46,857 as compared to $19,386 in 2014. The majority of the expenses incurred during the period December 31 2014 consisted of corporate filings, professional fees and start-up costs and consulting fees and the increase in 2015 was attributable to additional costs incurred for web development and filing fees for the OTCQB listing and general corporate expenses such as auditing and legal for SEC filing adherence .

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2015 was $46,857 as opposed to $19,386 in 2014.

Liquidity and Capital Resources

Our cash balance as of December 31, 2015 was $270. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. In 2015 the Company raised gross proceeds pursuant to the effective S1 registration statement in the amount of $50,000 and issued 2,500,000 registered shares.

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern.

Our officers and directors have committed to advancing certain operating costs of our company, including legal, audit, transfer agency and edgarizing costs.

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of its plans.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

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

As of December 31, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2015.

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

Item 8.  Financial Statements and Supplementary Data.

CALEMINDER INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Report of Independent Registered Accounting Firm	F-1

Financial Statements-

Balance Sheet as of December 31, 2015 and 2014	F-2

Statements of Operations for the Year ended December 31, 2015 and the Period
from Inception, May 28, 2014, through December 31, 2014	F-3

Statement of Stockholders’ Deficit for the
Period from Inception, May 28, 2014, through December 31, 2015.	F-4

Statements of Cash Flows for the Year ended December 31, 2015 and the Period
from Inception, May 28, 2014, through December 31, 2014.	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caleminder Inc.

We have audited the accompanying balance sheets of Caleminder Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholder’s deficit, and cash flows for the year ended December 31, 2015, and for the period from May 28, 2014 (Inception) through December 31, 2014. Caleminder Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Caleminder Inc.’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caleminder Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the year ended December 31, 2015, and for the period from May 28, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
March 5, 2016

F-1

CALEMINDER, INC.
Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$270	$3,542
Deferred offering costs	—	6,000
Prepaid expenses	—	3,249
Total current assets	270	12,791

Total assets	$270	$12,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$10,099	$6,297
Loans payable to related party	11,664	25,130
Total current liabilities	21,763	31,427

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
10,000,000 and 7,500,000 shares issued and outstanding, respectively	1,000	750
Additional paid in capital	43,750	—
Accumulated deficit	(66,243)	(19,386)
Total stockholders' deficit	(21,493)	(18,636)

Total liabilities and stockholders' deficit	$270	$12,791

The accompanying notes are an integral part of these financial statements.

F-2

CALEMINDER, INC.
Statements of Operations

	Year	May 28, 2014
	Ended	(Inception) to
	December 31,	December 31,
	2015	2014

Revenue	$—	$—

General and Administrative Expenses	46,857	19,386
Operating loss	(46,857)	(19,386)

Loss before income taxes	(46,857)	(19,386)

Provision for Income Taxes	—	—

Net loss	$(46,857)	$(19,386)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,732,877	7,362,385

The accompanying notes are an integral part of these financial statements.

F-3

CALEMINDER, INC.
Statement of Stockholder's Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balances - May 28, 2014 (Inception )	—	$—	$—	$—	$—

Founder's shares issued for cash, $0.0001 per share	7,500,000	750	—	—	750
Net loss for the period	—	—	—	(19,386)	(19,386)
Balance - December 31, 2014	7,500,000	$750	$—	$(19,386)	$(18,636)

Shares issued for cash, $0.02 per share (less $6,000 offering cost)	2,500,000	250	43,750	—	44,000
Net loss for the year	—	—	—	(46,857)	(46,857)
Balance - December 31, 2015	10,000,000	$1,000	$43,750	$(66,243)	$(21,493)

The accompanying notes are an integral part of these financial statements.

F-4

CALEMINDER, INC.
Statements of Cashflows

	Year	May 28, 2014
	Ended	(Inception) to
	December 31,	December 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(46,857)	$(19,386)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease (increase) in prepaid expenses	3,249	(3,249)
Increase in accounts payable	3,802	6,297

Net cash used in operating activities	(39,806)	(16,338)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50,000	750
Offering costs	—	(6,000)
Proceeds from loans from stockholder	8,000	42,130
Payment of loans from stockholder	(21,466)	(17,000)

Net cash provided by financing activities	36,534	19,880

Net change in cash	(3,272)	3,542

Cash, Beginning of Period	3,542	—

Cash, End of Period	$270	$3,542

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-5

CALEMINDER INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

F-6

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2015.

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

Recently issued accounting pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2015 and 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of December 31, 2015 the cumulative net operating loss carry-forward is approximately $66,000 and will expire 20 years from the date the loss was incurred.

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

F-7

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

As of December 31, 2015 and 2014, loans from the Company’s sole stockholder amounted to $11,664 and $25,130, respectively, and represent working capital advances from the Company’s sole officer. The loans are unsecured, non-interest bearing, and due on demand.

F-8

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of Decmber 31, 2015 the Company determined that the following items constituted a material weakness:

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

None ..

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of December 31 2015 . Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Positions and Offices Held

Shira Halperin	27	President and Director ,and Secretary, and Principal Accounting and Financial Officer

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2015.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2015.:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shira Halperin	$0	0	0	0	0	0	0	$0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table .

There were no stock options exercised during the fiscal year ended December 31, 2015 by the executive officers named in the Summary Compensation Table.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2015, the Company owed $11,664 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2015, we have incurred $9,500 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

The Company paid $250 for income tax preparation in 2015.

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

CALEMINDER INC

Date : March 14 , 2016	By:	/s/ Shira Halperin
Shira Halperin Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shira Halperin	Chief Executive Officer (Principal Executive Officer) and Director	March 14 2016
Shira Halperin

