Form 10-Q
period 2016-03-31
CALEMINDER INC
filed 2016-05-13
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended March 31 2016

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

Yes [x ]  No

As of May 9 2016, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED March 31 2016

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

CALEMINDER INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

2

CALEMINDER, INC.
Condensed Balance Sheets

	As of March 31,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,225	$270
Total current assets	5,225	270

Total assets	$5,225	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$16,896	$10,099
Loans payable to related party	18,564	11,664
Total current liabilities	35,460	21,763

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	43,750	43,750
Accumulated deficit	(74,985)	(66,243)
Total stockholders' deficit	(30,235)	(21,493)

Total liabilities and stockholders' deficit	$5,225	$270

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Revenue	$—	$—

General and Administrative Expenses	8,742	10,828
Operating loss	(8,742)	(10,828)

Loss before income taxes	(8,742)	(10,828)

Provision for Income Taxes	—	—

Net loss	$(8,742)	$(10,828)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	10,000,000	8,916,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(8,742)	$(10,828)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in prepaid expenses	—	1,475
Increase in accounts payable	6,797	612

Net cash used in operating activities	(1,945)	(8,741)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	50,000
Proceeds from stockholder loans	6,900	—
Payment of loans from stockholder	—	(21,466)

Net cash provided by financing activities	6,900	28,534

Net change in cash	4,955	19,793

Cash, Beginning of Period	270	3,542

Cash, End of Period	$5,225	$23,335

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder, Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company has not yet realized any revenues from its planned operations.

The Company’s principal operations will include an online reminder service. The Company plans to generate revenues through online advertising.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s condensed financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

In the opinion of management, the accompanying unaudited condensed financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2016.

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2016 and 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of March 31, 2016 the cumulative net operating loss carry-forward is approximately $75,000 and will expire 20 years from the date the loss was incurred.

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

On February 9, 2015, the Company issued 2,500,000 shares of common stock for $50,000 as per a Registration Statement filed with the SEC, at an offering price of $0.02 per share.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, and an accumulated deficit of approximately $75,000. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, loans from the Company’s sole stockholder amounted to $18,564 and $11,664, respectively, and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

Item 2.Management ’ s Discussion and Analysis or Plan of Operations.

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

Corporate Backgroundand Business Overview

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

Employees

Other than our current director and officer, we have no employees at March 31 2016 .

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended March 31 2016

The Company did not generate any revenues from operations for the three months March 31, 2016

During the three months ended March 31 2016 .the operating expenses and the net losses were$8,742. The operating expenses and Net Losses were primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of March 31 2016 was $5,225. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

3

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of March 31 2016, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

4

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31 2016, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALEMINDER INC

May 13, 2016

/s/ Shira Halperin
Shira Halperin
CEO / Director and Internal Accounting Officer

6