Form 10-Q
period 2016-09-30
CALEMINDER INC
filed 2016-11-14
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197552

CALEMINDER INC
(Exact name of registrant as specified in its charter)

Delaware	47-0993705
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Shira Halperin

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

As of November 14, 2016, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 200,000,000 common shares authorized.

CALEMINDER INC

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CALEMINDER INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

CALEMINDER, INC.

Condensed Balance Sheets

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,994	$270
Total current assets	1,994	270

Total assets	$1,994	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$15,146	$10,099
Loans payable to related party	27,934	11,664
Total current liabilities	43,080	21,763

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	43,750	43,750
Accumulated deficit	(85,836)	(66,243)
Total stockholders' deficit	(41,086)	(21,493)

Total liabilities and stockholders' deficit	$1,994	$270

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

General and Administrative Expenses	4,670	7,394	19,593	40,759
Operating loss	(4,670)	(7,394)	(19,593)	(40,759)

Loss before income taxes	(4,670)	(7,394)	(19,593)	(40,759)

Provision for Income Taxes	-	-	-	-

Net loss	$(4,670)	$(7,394)	$(19,593)	$(40,759)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	10,000,000	10,000,000	10,000,000	7,115,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(19,593)	$(40,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	-	3,249
Increase in accounts payable	5,047	2,797

Net cash used in operating activities	(14,546)	(34,713)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	50,000
Proceeds from stockholder loans	16,270	8,000
Payment of loans from stockholder	-	(21,466)

Net cash provided by financing activities	16,270	36,534

Net change in cash	1,724	1,821

Cash, Beginning of Period	270	3,542

Cash, End of Period	$1,994	$5,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, the accompanying unaudited condensed financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the periods ended September 30, 2016. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2016.

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2016 and 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of September 30, 2016 the cumulative net operating loss carry-forward is approximately $86,000 and will expire 20 years from the date the loss was incurred.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, and an accumulated deficit of approximately $86,000. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015, loans from the Company’s sole stockholder amounted to $27,934 and $11,664, respectively, and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Caleminder , the ” Company, ” “ we, ” “ our ” or “ us ” refer to Caleminder Inc , unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Employees

Other than our current director and officer, we have no employees at September 30, 2016 .

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

Revenues

During the three months period ended September 30, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2016 was $4,670 and $7,394 for the three month ended September 30, 2015. Operating expenses primarily consisted of professional and consulting fees. The reduction of operating expenses for the three months ended September 30, 2016 as compared to the same period in 2015 was due to a reduction in consulting fees.

Net Loss

During the three months ended September 30, 2016 and 2015 the Company recognized net losses of $4,670 and $7,394, respectively.

3

Comparison for the nine Months Ended September 30, 2016 and 2015

Revenues

During the nine months period ended September 30, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2016 was $19,593 and $40,759 for the nine month ended September 30, 2015. Operating expenses primarily consisted of professional and consulting fees. The reduction of operating expenses for the nine months ended September 30, 2016 as compared to the same period in 2015 was due to a reduction in consulting fees.

Net Loss

During the nine months ended September 30, 2016 and 2015 the Company recognized net losses of $19,593 and $40,759, respectively.

Liquidity and Capital Resources

Our cash balance as of September 30, 2016 was $1,994.

Historically, we have financed our cash flow and operations from the sale of common stock and loans from a related party. Net cash provided by financing activities for the nine month ended September 30, 2016 and 2015 was $16,270 and $36,534, respectively.

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

Going Concern Consideration

We have incurred net losses since our inception through September 30, 2016 totaling $85,836 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our annual financial statements for the year ended December 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

5

PART II OTHER INFORMATION

Item 1 . Legal Proceedings

None

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2016, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Saftey Disclosures

None

Item 5. Other Information.

None

6

Item 6. Exhibits

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALEMINDER INC

Dated: November 14, 2016	By:	/s/ Shira Halperin
Shira Halperin
CEO/Director and Internal Accounting Officer

8