Form 10-K
period 2016-12-31
CALEMINDER INC
filed 2017-03-31
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-197552

CALEMINDER INC.
(Name of small business issuer in its charter)

Delaware	47-0993705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Shira Halperin 5 BEIT MEIR BET MEIR ISRAEL	9086500
(Address of principal executive offices)	(Zip Code)

972-73-743-7802

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Company’s common stock is currently not actively trading in the market and hence there is no market value of the Company's common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date March 31, 2017, 10,000,000 shares of common stock outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I

Item 1. Business.

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. Our company is developing an online service www.caleminder.net that provides a calendar- based greeting and reminder service to assist subscribers in remembering important life events such as birthdays, anniversaries, etc.

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

Item 1B. Unresolved Staff Comments.

None.

3

Item 2. Properties.

Our principal executive office is located at C/O Shira Halperin 5 Beit Meir, Beit Meir Israel

Item 3. Legal Proceedings.

We are not a party to or otherwise involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares are currently quoted on the OTC Pink. To date, no trades have been reported.

Holders of Capital Stock

As of the date of this Annual Report, we had 35 holders of our common stock.

Rule 144 Shares

As of the date of this Annual Report, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2016, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Users will register with the system and enter these important dates as well as configure a variety of settings, including when they want to be notified, for example one month prior, two weeks prior, one week prior, etc. Currently we are developing the web based application.

We plan to monetize the site through several means, including advertisements; possibly local, national, global and corporate sponsors, and more. While the base service will be free to end-users, we believe that we may be able to earn additional revenue by developing an additional level of end user, who will subscribe to our for-pay services. These will include not only the reminder messages that are free, but the ability to configure automatic emails that will be sent on the day of the event – birthday, anniversary, etc. to another person. We believe we can create an interface that will enable the end-user to customize many factors within the notification. We may offer the for-pay users the opportunity to upload a video or tape an audio message that will be attached to the email or included in a link.

The Company will seek to generate revenue from third party advertising banners on its website.

However, management cannot provide any assurances that our company will be successful in accomplishing any of its plans.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the fiscal year ended December 31, 2016 and 2015

Revenue

For the fiscal years ended December 31, 2016 and 2015 we did not generate any revenues.

Expenses

Expenses for the fiscal year ended December 31, 2016 totaled $24,215 as compared to $46,857 in 2015. The majority of the expenses incurred during the year ended December 31, 2015, consisted of corporate filings, professional fees and consulting fees and the decrease in 2016 was mainly attributable to reduced costs incurred for consulting.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2016 was $24,215 as opposed to $46,857 in 2015.

Liquidity and Capital Resources

On December 31, 2016, we had total current assets of $4,299 which consisted of $4,299 in cash and cash equivalents and total current liabilities of $50,007 which consisted of $31,064 in loans from related party and $18,943 in accounts payable. On December 31, 2015, we had total current assets of $270 which consisted of $270 in cash and cash equivalents total current liabilities of $21,763 which consisted of $11,664 in loans from related party and $10,099 in accounts payable.

Historically, we have financed our cash flow and operations from the sale of common stock and loans from related party. Net cash provided by financing activities for the year ended December 31, 2016 was $19,400 which was proceeds from related party loans. Net cash provided by financing activities for the year ended December 31, 2015 was $36,534, which consisted of proceeds from sale of common stock $50,000 less repayment of related party loans $13,466.

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful development, marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Delaware.

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

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that our company will be successful in accomplishing any of its plans.

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

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of Caleminder Inc.

We have audited the accompanying balance sheets of Caleminder Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholder’s deficit, and cash flows for the years ended December 31, 2016, and 2015. Caleminder Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Caleminder Inc.’s internal control over financial reporting as of December 31, 2016 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caleminder Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016, and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL

March 31, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

F-1

CALEMINDER, INC.
Balance Sheets

	As of December 31,	As of December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$4,299	$270
Total current assets	4,299	270

Total assets	$4,299	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$18,943	$10,099
Loans payable to related party	31,064	11,664
Total current liabilities	50,007	21,763

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001,
10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	43,750	43,750
Accumulated deficit	(90,458)	(66,243)
Total stockholders' deficit	(45,708)	(21,493)

Total liabilities and stockholders' deficit	$4,299	$270

The accompanying notes are an integral part of these financial statements.

F-2

CALEMINDER, INC.
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$-	$-

General and Administrative Expenses	24,215	46,857
Operating loss	(24,215)	(46,857)

Loss before income taxes	(24,215)	(46,857)

Provision for Income Taxes	-	-

Net loss	$(24,215)	$(46,857)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	10,000,000	9,732,877

The accompanying notes are an integral part of these financial statements.

F-3

CALEMINDER, INC.
Statement of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2014	7,500,000	$750	$-	$(19,386)	$(18,636)

Shares issued for cash, $0.02 per share (less $6,000 offering cost)	2,500,000	250	43,750	-	44,000
Net loss for the year	-	-	-	(46,857)	(46,857)
Balance - December 31, 2015	10,000,000	1,000	43,750	(66,243)	(21,493)

Net loss for the year	-	-	-	(24,215)	(24,215)
Balance - December 31, 2016	10,000,000	$1,000	$43,750	$(90,458)	$(45,708)

The accompanying notes are an integral part of these financial statements.

F-4

CALEMINDER, INC.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(24,215)	$(46,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	-	3,249
Increase in accounts payable	8,844	3,802

Net cash used in operating activities	(15,371)	(39,806)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	50,000
Proceeds from stockholder loans	19,400	8,000
Repayment of loans from stockholder	-	(21,466)

Net cash provided by financing activities	19,400	36,534

Net change in cash	4,029	(3,272)

Cash, Beginning of year	270	3,542

Cash, End of year	$4,299	$270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

CALEMINDER INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder, Inc. (“the Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company has not yet realized any revenues from its planned operations.

The Company’s principal operations plan includes an online reminder service. The Company plans to generate revenues through online advertising.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2016 and 2015.

F-6

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2016 and 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of December 31, 2016 the cumulative net operating loss carry-forward is approximately $90,458 and will expire 20 years from the date the loss was incurred.

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

F-7

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, and an accumulated deficit of approximately $90,458 as of December 31, 2016. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2016 and 2015, loans from the Company’s sole stockholder amounted to $31,064 and $11,664, respectively, and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2016 the Company determined that the following items constituted a material weakness:

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

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

10

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None .

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position

Shira Halperin	28	President, Director, Secretary, and Principal Accounting and Financial Officer

Our Director holds office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. According to our bylaws, if a director is elected by cumulative voting, a director may be removed only by the shareholders and then only when the votes cast against his removal would not be sufficient to elect him if voted cumulatively at an election at which the same total number of votes were cast and the entire board or the entire class of directors of which he is a member were then being elected.

Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Mrs. Halperin has served as our President, Secretary, Director and Internal accounting Officer since inception. From January 2007 thru 2010 Mrs. Halperin served as a part time consultant business adviser to the CEO of Tactile World Ltd., a technology development company, and a part time administrative assistant to a private real estate developer. From 2010 to present Mrs. Halperin volunteered at Ezer Mitzion, a nonprofit organization assisting for the sick and disabled. Mrs. Halperin other than the volunteer duties and the time devoted to the Caleminder is raising a family.

The Board believes that Mrs. Halperin should serve as a Director and Chief Executive Officer and Internal Accounting Officer due to her business and administrative experience, all of which enable her to provide oversight and direction of the Company, including overseeing its business operations and bringing the Company to its objective goals.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2016.:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation

Shira Halperin	2016	$0	$0	$0	$0	$0
President, and Director	2015	$0	$0	$0	$0	$0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2016 by the executive officers named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Shira Halperin, President and Director	7,500,000	75%

All officers and directors as a group		7,500,000	75%
____________

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

Potential Change in Control

In February 2017, Shira Halperin, who holds of 75% of the outstanding shares of the Company’s common stock, and the representative of other shareholders holding an additional 24.95% shares of the Company’s common stock, entered into letters of intent with a third party to transfer 99.95% of our outstanding shares of common stock to such third party. Closing of the transactions contemplated by the letter of intent, which is anticipated to occur in April 2017, would result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2016, the Company owed $31,064 to Director, officer, and principal stockholder of the Company for working capital loans.

On June 1, 2014, the Company issued 7,500,000 shares of its common stock to its sole Director and officer for $750.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by D. Brooks and Associates, with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$9,500	$9,500
Tax Fees
All Other Fees
TOTAL	$9,500	$9,500

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by the Company on July 22, 2014)
3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by the Company on July 22, 2014)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALEMINDER INC

Date: March 31, 2017	By:	/s/ Shira Halperin
Shira Halperin
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shira Halperin	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
Shira Halperin

