Form 10-Q
period 2017-03-31
CALEMINDER INC
filed 2017-05-12
CIK 1611019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197552

CALEMINDER INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0993705
(State of incorporation)	(I.R.S. Employer Identification No.)

10161 Park Run Drive

Suite 150

Las Vegas, Nevada 89145

(Address of Principal Executive Offices)

(702) 805-2700

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No  ☐

As of May 12, 2017, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I
1	Item 1. Financial Statements
7	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
8	Item 3 Quantitative and Qualitative Disclosures About Market Risk
8	Item 4 Controls and Procedures

PART II
9	Item I. Legal proceedings
Item 1a Risk Factors
9	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
9	Item 3. Defaults Upon Senior Securities
9	Item 4. Mine Safety Disclosures
9	Item 5. Other Information
9	Item 6. Exhibits
10	Signatures

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

CALEMINDER INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

CALEMINDER, INC.

Condensed Balance Sheets

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,653	$4,299
Total current assets	1,653	4,299

Total assets	$1,653	$4,299

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$24,146	$18,943
Loans payable to related party	31,571	31,064
Total current liabilities	55,717	50,007

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, par value $0.0001, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	43,750	43,750
Accumulated deficit	(98,814)	(90,458)
Total stockholders' deficit	(54,064)	(45,708)

Total liabilities and stockholders' deficit	$1,653	$4,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Revenue	$-	$-

General and Administrative Expenses	8,356	8,742
Operating loss	(8,356)	(8,742)

Loss before income taxes	(8,356)	(8,742)

Provision for Income Taxes	-	-

Net loss	$(8,356)	$(8,742)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(8,356)	$(8,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	5,203	6,797

Net cash used in operating activities	(3,153)	(1,945)

FINANCING ACTIVITIES:
Proceeds from stockholder loans	507	6,900

Net cash provided by financing activities	507	6,900

Net change in cash	(2,646)	4,955

Cash, Beginning of Period	4,299	270

Cash, End of Period	$1,653	$5,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CALEMINDER INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Caleminder Inc. (the “Company”) was incorporated under the laws of the state of Delaware on May 28, 2014. The Company has not yet realized any revenues from its planned operations.

The Company’s sole operations since inception have been limited to the development of an online calendar-based greeting and reminder service. In connection with the change in control described in Note 7 below, the Company intends to become a vertically integrated producer and distributor of medical-grade cannabis products. However, there can be no assurance that the Company will be successful in executing its business plan.

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

In the opinion of management, the accompanying unaudited condensed financial statements of Caleminder Inc. contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the periods ended March 31, 2017. The accompanying unaudited interim condensed financial statements have been prepared in accordance with instructions to Form 10-Q. The results of operations for the periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2017.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of March 31, 2017 and 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of March 31, 2017 the cumulative net operating loss carry-forward is approximately $99,000 and will expire 20 years from the date the loss was incurred.

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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues, and an accumulated deficit of approximately $99,000. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, loans from the Company’s principal stockholder amounted to $31,571 and $31,064, respectively, and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand. In connection with the change in control described in Note 7 below, the stockholder released the Company from its obligations to repay these advances.

NOTE 7. SUBSEQUENT EVENTS

Change in Control

On May 1, 2017, Shira Halperin, the holder of 7,500,000 shares (the “Restricted Shares”) of common stock of the Company, representing 75% of the Company’s outstanding shares, sold all of such shares to certain third parties, including (i) Pure Harvest Cannabis Producers Inc., a Nevada corporation (“Pure Harvest”), which purchased 5,486,041 of the Restricted Shares, and (ii) David Lamadrid, the sole shareholder and officer of Pure Harvest, who purchased 428,572 of the Restricted Shares.

Concurrently with the closing of the sale of the Restricted Shares, holders of an aggregate of 2,495,000 shares (the “Unrestricted Shares”) of common stock sold such shares to certain third parties, including Pure Harvest, which purchased 656,816 of the Unrestricted Shares.

Pursuant to the Securities Purchase Agreement between Shira Halperin and Pure Harvest under which the Restricted Shares were sold (i) David Lamadrid was appointed as a director, and as the Chief Executive Officer and President, of the Company, and (ii) Shira Halperin resigned as an officer of the Company and agreed to resign as director of the Company upon request by Pure Harvest.

Pursuant to agreements entered into by Pure Harvest with certain purchasers of the Unrestricted Shares, Pure Harvest agreed to submit to the Company for cancellation all 6,142,857 shares purchased by it.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Caleminder , the ” Company, ” “ we, ” “ our ” or “ us ” refer to Caleminder Inc., unless the context otherwise indicates.

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

Corporate Background and Business Overview

We were incorporated in the State of Delaware on May 28, 2014 and are a development stage company. The Company’s sole operations since inception have been limited to the development of an online calendar-based greeting and reminder service. In connection with the change in control described in Note 7 above, the Company intends to become a vertically integrated producer and distributor of medical-grade cannabis products. However, there can be no assurance that the Company will be successful in executing its business plan.

Employees

Other than our current director and officer, we have no employees.

Results of Operations

Results of operations for the three months ended March 31, 2017 and 2016.

Revenues

During the three months period ended March 31, 2017 and 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2017 and 2016 were $8,356 and $8,742, respectively. The operating expenses primarily consisted of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Net Loss

During the three months ended March 31, 2017 and 2016 the Company recognized net losses of $8,356 and $8,742, respectively.

Liquidity and Capital Resources

Our cash balance as of March 31, 2017 was $1,653, which is not sufficient to support our operations for the next 12 months.

Historically, we have financed our cash flow and operations from the sale of common stock and loans from a related party.  Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $507 and $6,900, respectively.

We have not generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and generate revenue. The issuance of additional equity securities by us could result in a significant dilution to our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC.

Going Concern Consideration

We have incurred net losses since our inception through March 31, 2017 totaling $98,814 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our annual financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALEMINDER INC.

May 12, 2017

/s/ David Lamadrid
David Lamadrid
Chief Executive Officer
(principal executive, financial and
accounting officer)

